Form 10QSB
period 2006-11-30
Crescendo Capital Corp.
filed 2007-01-16
CIK 1365426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52248

CRESCENDO CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	06-1767189
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

709 Fairway Circle
Baldwinsville, New York  13027
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 451-7515
Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006: 12,900,000 shares of common stock.

CRESCENDO CAPITAL CORP
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….4

Balance Sheet - November 2006 (unaudited)………………… ……………………………………………….4

Statements of Operations for the three months ended November 30, 2006 (unaudited)
and for the six months ended November 30, 2006 (unaudited) and the cumulative period from January 17, 2006 (inception) to November 30, 2006………… …5

Statements of Cash Flows the three months ended November 30, 2006 (unaudited)
and for the six months ended November 30, 2006 (unaudited) and the cumulative period from January 17, 2006 (inception) to November 30, 2006………… …6

Notes to Financial Statements……………………………………………………………… …7 – 10

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation……………………………………………………………………………………………………………11

Item 3.  Controls and Procedures…………………………………………………………………………………12

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

Item 5.  Other Information

12

Item 6.  Exhibits

13

Signatures

13

Crescendo Capital Corp.

(A Development Stage Company)

-:-

November 30, 2006

(Unaudited)

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEET
November 30, 2006
(Unaudited)
ASSETS
Current Assets:
Cash	$ 666

Total Current Assets	666

TOTAL ASSETS	$ 666

LIABILITIES & EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	2,639
Interest Payable	30
Shareholder Loan	686

Total Current Liabilities	3,355

Total Liabilities	3,355

Stockholders' Equity (Deficit)
Preferred Stock- $.0001 par value; 10,000,000
shares authorized; 0 shares outstanding	-
Common Stock- $.0001 par value;100,000,000
shares authorized;12,900,000 shares outstanding	1,290
Additional Paid-In Capital	1,485
Deficit Accumulated During the Development Stage	(5,464)

Total Stockholders' Equity (Deficit)	(2,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 666

Note: The Company was incorporated on January 17, 2006, accordingly the results of operations for the six months ended November 30, 2005 are not presented.

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			since
	For the	For the	January 17,
	Three Months	Six Months	2006
	Ended	Ended	Inception of
	November 30,	November 30,	Development
	2006	2006	Stage
Revenues:
Total Revenue	$ -	$ -	-

Expenses:
General and Administrative	(3,299)	(4,605)	(5,464)
Total Expenses	(3,299)	(4,605)	(5,464)

Net Loss	$ (3,299)	$ (4,605)	$ (5,464)

Basic & Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Shares
Outstanding	12,900,000	12,900,000

Note: The Company was incorporated on January 17, 2006, accordingly the results of operations for the six months ended November 30, 2005 are not presented.

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
			since
	For the	For the	January 17,
	Three Months	Six Months	2006
	Ended	Ended	Inception of
	November 30,	November 30,	Development
	2006	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (3,299)	$ (4,605)	$ (5,464)
Increase in Accounts Payable	1,778	2,639	2,639
Net Cash Used in Operating Activities	(1,521)	(1,966)	(2,825)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	75	2,775
Proceeds from Shareholder Loan	-	-	686
Increase in Interest Payable	30	30	30
Net Cash Provided by Financing Activities	30	105	3,491

Net Decrease (Increase) in Cash	(1,491)	(1,861)	666
Cash at Beginning of Period	2,157	2,527	-
Cash at End of Period	666	666	666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued as Stock Receivable		75

Note: The Company was incorporated on January 17, 2006, accordingly the results of operations for the six months ended November 30, 2005 are not presented.
The accompanying notes are an integral part of these financial statements

CRESCENDO CAPTIAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  Operating results for the six months ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Crescendo Capital Corp. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has had no activity for the year ending May 31, 2006, and the six months ending November 30, 2006.  The Company has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on January 17, 2006 under the name Crescendo Capital Corp.  The Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  Since it’s inception on January 17, 2006, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a May 31 year end.

Nature of Business

The Company has no products or services as of November 30, 2006.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Development Stage Company

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Crescendo Capital Corp. (a development stage company) is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at November 30, 2006.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4 - COMMITMENTS

As of November 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5- COMMON STOCK TRANSACTIONS

On January 17, 2006, the Company issued 150,000 shares of common stock for cash.  Shares were issued for .01 per share.

On January 20, 2006, the Company issued 750,000 shares of common stock as a stock receivable for .0001 per share. A detailed explanation of the parties involved in this transaction is included in Note 6, Related Party Transactions.

On March 28, 2006, the Company issued 12,000,000 shares of common stock for cash.  Shares were issued for .0001 per share.

On June 28, 2006, the Company received payment on the Stock Receivable.  The 750,000 shares of Common Stock were purchased for .0001 per share. A detailed explanation of the parties involved in this transaction is included in Note 6, Related Party Transactions.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 16, 2006, Buker Jones & Haley has loaned the Company $686.  This loan is payable on demand and carries an interest rate of 8%.

On January 20, 2006 the Company issued 400,000 shares to Anthony Lombardo, President of the Company/ Director, for services rendered valued at $.0001 per share.

On January 20, 2006 the Company issued 200,000 shares to Margaret Sollish, Secretary of the Company/ Director, for services rendered valued at $.0001 per share.

On January 20, 2006 the Company issued 150,000 shares to Allison Clark, Treasurer of the Company, for services rendered valued at $.0001 per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

Plan of Operation

The Company is continuing its efforts to locate a Candidate for the purpose of a merger.  It is possible that the Company will be successful in locating such a merger candidate and closing such merger.  However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from an offering of its securities.  There is no assurance the Company will be able to obtain any such equity funding.

The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.  The Company expects that it will incur minimal expenses over the next twelve months, but it can provide no assurance that it can continue to satisfy cash requirements for that period.

Results of Operation

The Company did not have any operating income from its inception on January 17, 2006 through November 30, 2006. The Company recognized a net loss of $5,464 during that period. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings.  It is unlikely the Company will have any revenue unless it is able to effect acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At November 30, 2006, the Company had total capital resources consisting of $666 in cash.  The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target operating company primarily through Management's business contacts and prior existing relationships.  Management may seek such targets directly or may employ one or more other individuals or entities to conduct or assist it in its efforts.

The Company and or its shareholders will supervise the search for target companies as potential candidates for a business combination.  The Company and or it shareholders may enter into agreements with other consultants to assist it in locating a target company.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)

Exhibits

*3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on January 17, 2006.

*3.2

By-Laws

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by this reference.

(b) Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  January 16, 2007

Crescendo Capital Corp.

By: /s/ Anthony E. Lombardo

            Anthony E. Lombardo