Form 10QSB
period 2007-02-28
Crescendo Capital Corp.
filed 2007-04-12
CIK 1365426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52248

CRESCENDO CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	06-1767189
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

790 Fairway Circle

Baldwinsville, New York  13027

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 451-7515
Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2007: 12,900,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

{A0037908.DOC}

CRESCENDO CAPITAL CORP.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – February 28, 2007 (Unaudited)………………… ……………………………………………….4

Statements of Operations for the three months ended February 28, 2006 and

February 28, 2007 (unaudited) and for the nine months ended February 28, 2006 and

February 28, 2007 (unaudited) and the cumulative period from January 17, 2006

(inception) to February 28, 2007 (unaudited)…………

…5

Statements of Cash Flows for the three months ended February 28, 2006 and

February 28, 207 (unaudited) and for the nine months ended February 28, 2006 and

February 28, 2007 (unaudited) and the cumulative period from January 17, 2006

(inception) to February 28, 2007 (unaudited)

6

Notes to Financial Statements 7-10

Item 2.  Management's Discussion and Analysis or Plan of Operation

11

Item 3.  Controls and Procedures…………………………………………………………………………………12

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

Item 5.  Other Information

12

Item 6.  Exhibits

13

Signatures

13

{A0037908.DOC}

Crescendo Capital Corp.

(A Development Stage Company)

-:-

February 28, 2007

(Unaudited)

{A0037908.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)
February 28, 2007
ASSETS
Current Assets:
Cash	$ 100

Total Current Assets	100

TOTAL ASSETS	$ 100

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	1,629
Interest Payable	89
Shareholder Loans	3,186

Total Current Liabilities	4,904

Total Liabilities	4,904

Stockholders' Equity (Deficit)
Preferred Stock- $.0001 par value; 10,000,000
shares authorized; 0 shares outstanding
Common Stock- $.0001 par value;100,000,000
shares authorized;12,900,000 shares outstanding	1,290
Additional Paid-In Capital	1,485
Deficit Accumulated During the Development Stage	(7,579)

Total Stockholders' Equity (Deficit)	(4,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100

The accompanying notes are an integral part of these financial statements

{A0037908.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	Since
	February 28,	February 28,	February 28,	February 28,	January 17,
	2007	2006	2007	2006	2006
Revenues:
Total Revenue	$ -	$ -	$ -	$ -	$ -
Expenses:
General and Administrative	2,115	-	6,720	-	7,579
Total Expenses	2,115	-	6,720	-	7,579

Net Loss	$ (2,115)	$ -	$ (6,720)	$ -	$ (7,579)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	12,900,000	900,000	12,900,000	900,000

The accompanying notes are an integral part of these financial statements

{A0037908.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

		Cumulative
		since
	For the	January 17,
	Nine Months	2006
	Ended	Inception of
	February 28,	Development
	2007	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (6,720)	$ (7,579)
Increase (Decrease) in Accounts Payable	1,629	1,629
Increase in Interest Payable	89	90
Net Cash Used in Operating Activities	(5,002)	(5,861)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	75	2,775
Proceeds from Shareholder Loan	2,500	3,186
Net Cash Provided by Financing Activities	2,575	5,961

Net Decrease (Increase) in Cash	(2,427)	100
Cash at Beginning of Period	2,527	-
Cash at End of Period	$ 100	$ 100

Cash paid during the year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -
Stock Issued as Stock Receivable	75	-

The accompanying notes are an integral part of these financial statements

Note:  The Company was incorporated on January 17, 2006; accordingly the Statement of Cash Flows for the nine-months ended February 28, 2006 is not presented.

{A0037908.DOC}

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has had no activity for the year ending May 31, 2006, and the nine months ending February 28, 2007.  The Company has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  Operating results for the nine months ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

{A0037908.DOC}

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

Nature of Business

The Company has no products or services as of February 28, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

{A0037908.DOC}

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

NOTE 4 - COMMITMENTS

As of February 28, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

{A0037908.DOC}

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

As of February 28, 2007, the Company owes $3,186 in Notes Payable.  Buker, Jones & Haley has loaned the Company $686.  This loan is payable on demand and carries an interest rate of 8% per annum. Cobalt Blue, Inc. has loans with the Company in total of $2,500.  These loans are payable on demand and carry an interest rate of 10% per annum.

{A0037908.DOC}

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from its inception on January 17, 2006 through February 28, 2007. The Company recognized a net loss of $7,579 during that period. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings.  It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At February 28, 2007, the Company had total capital resources consisting of $100 in cash.  The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these

{A0037908.DOC}

risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

{A0037908.DOC}

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits

*3.1

Certificate of Incorporation, as filed with the Nevada Secretary of State on January 17, 2006.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

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

Dated:  April 11, 2007

CRESCENDO CAPITAL CORP.

By:______________________________

           Anthony E. Lombardo

{A0037908.DOC}

13