Form 10KSB
period 2007-05-31
Crescendo Capital Corp.
filed 2007-08-30
CIK 1365426

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52248

_______________________________________________

CRESCENDO CAPITAL CORP.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	06-1767189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

709 Fairway Circle
Baldwinsville, New York	13027
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 451-7515

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

{A0040536.DOC}

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |  |

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |  |

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No.

The Company's revenues for fiscal year end May 31, 2007 were $0.

As of August 15, 2007, there were 12,900,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crescendo Capital Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

{A0040536.DOC}

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

4

Item 2.

Description of Property

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities

10

Item 6.

Management's Discussion and Analysis or Plan of Operation

10

Item 7.

Financial Statements

11

Item 8.

Change In and Disagreements With Accountants on Accounting and

Financial Disclosure

27

Item 8A.

Controls and Procedures

27

Item 8B.

Other Information

27

PART III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate

Governance; Compliance with Section 16(a) of the Exchange Act

28

Item 10.

Executive Compensation

29

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

30

Item 12.

Certain Relationships and Related Transactions, and Director Independence

31

Item 13.

Exhibits

31

Item 14.

Principal Accountant Fees and Services

31

{A0040536.DOC}

PART I

Item 1. Description of Business.

Introduction

Crescendo Capital Corp. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Nevada on January 17, 2006 and maintains its principal executive offices at 709 Fairway Circle, Baldwinsville, New York  13027. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on October 4, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Company will face competition from other shell companies seeking to merge with a private company. The Company will be in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees. We have no intention of hiring employees until our business has been successfully launched and we have sufficient and reliable revenue streams from our operations. Our President and our Board members presently devote only a portion of their time to the operation of our business.

{A0040536.DOC}

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

RISK FACTORS

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

Conflict with other blank check companies with which members of management may become affiliated in the future may arise in the pursuit of business combinations. Our officers and directors are not currently involved as officers and directors of other blank check companies, although they may be in the future. A potential conflict of interest may result if and when any of our officers or directors become an officer or director of another company, especially another blank check company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

WE EXPECT A MERGER OR ACQUISITION TO RESULT IN A LACK OF DIVERSIFICATION WHICH MEANS WE WILL BE SUBJECT TO ECONOMIC FLUCTUATION WITHIN A PARTICULAR INDUSTRY.

Because we have limited capital, it is unlikely we will be capable of negotiating more than one acquisition or merger. As a result, we expect to experience a lack of diversification which may subject us to economic fluctuation within a particular industry in which a target company conducts business. In addition, any merger or acquisition effected by us may result in the issuance of additional securities, which may result in substantial dilution to the existing shareholders.

THERE IS COMPETITION FOR PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities

{A0040536.DOC}

and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

OUR MANAGEMENT HAS LIMITED EXPERIENCE AND MAY MISS CERTAIN BUSINESS OPPORTUNITIES.

Our success will be dependent on our management. Our officers and director have only limited experience in the business activities in which we intend to engage. Management believes it has sufficient experience to implement our business plan, although there is no assurance that additional managerial assistance will not be required.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

OUR OFFICERS AND DIRECTORS ARE NOT PROFESSIONAL BUSINESS ANALYSTS.

The quality and desirability of business combinations will be determined by or under the supervision of our officers and directors. Our officers and directors are not professional business analysts and they may choose poor business combinations or they may miss good business combination opportunities.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Potential combination candidates may not be capable of complying with SEC disclosure requirements, such as audited financial statements. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable to the Company.

{A0040536.DOC}

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management,

{A0040536.DOC}

resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we may assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE FOLLOWING A BUSINESS COMBINATION.

Following a business combination, we may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange following the merger, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital following a business combination.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

{A0040536.DOC}

CONTROL BY MANAGEMENT.

Two of the Company's founding shareholders own the majority of all the issued and outstanding capital stock of the Company. Consequently, those shareholders have the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●

Election of the board of directors;

●

Removal of any directors;

●

Amendment of the Company's certificate of incorporation or bylaws; and

●

Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

Item 2. Description of Property.

The Company current rents its office space and office equipment from its management. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

{A0040536.DOC}

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)

MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)

HOLDERS. As of August 15, 2007, there were 10 record holders of 12,900,000 shares of the Company's common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY CORPORATION PLANS.  We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company is continuing its efforts to locate a candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may seek additional advances from current stockholders or it may seek to raise funds from an offering of its securities. There is no assurance the Company will be able to obtain any such equity funding.

The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company expects that it will incur minimal expenses over the next twelve months, but it can provide no assurance that it can continue to satisfy cash requirements for that period.

Results of Operation

For the Year Ended May 31, 2007 Compared to the Year Ended May 31, 2006

Revenues

The Company did not have any operating income from its inception on January 17, 2006 through May 31, 2007. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Operation and Administrative Expenses

The Company had $859 in operating expenses in the period ended May 31, 2006 and $7,963 in the period ended May 31, 2007. This is an increase in operating expenses of $ 7,104 or approximately 827%. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings. The Company recognized a net loss of $8,822 from its inception on January 17, 2006 through May 31, 2007.

{A0040536.DOC}

Liquidity and Capital Resources

At May 31, 2007, the Company had total capital resources consisting of $79 in cash. Our primary source of cash has been from borrowing from a shareholder. As of May 31, 2007, we have notes payable to Cobalt Blue Inc., in the amount of $4,816.  The notes are 10% per annum interest bearing and payable upon demand. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target operating company primarily through the business contacts and prior existing relationships of Management and its shareholders. Management may seek such targets directly or may employ one or more other individuals or entities to conduct or assist it in its efforts.

Item 7. Financial Statements.

{A0040536.DOC}

Crescendo Capital Corp.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

May 31, 2007

{A0040536.DOC}

CONTENTS

Page

Report of Independent Registered Public Accountants……………………………………….14

Balance Sheet

May 31, 2007………………………………………………………………………………….15

Statements of Operations

For the year ended May 31, 2007 and

For the year ended May 31, 2006 and

the cumulative period from January 17, 2006 (inception) to May 31, 2007…………………..16

Statement of Stockholders' Equity (Deficit)

Since January 17, 2006 (inception) to May 31, 2007……………………………………….…17

Statements of Cash Flows

For the year ended May 31, 2007 and

For the year ended May 31, 2006 and

the cumulative period from January 17, 2006 (inception) to May 31, 2007……….....……….18

Notes to Financial Statements…………………………………………………………………19

{A0040536.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crescendo Capital Corporation

Liverpool, NY

We have audited the accompanying balance sheet of Crescendo Capital Corporation (a development stage company) as of May 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2006 and 2007 and for the period from inception on January 17, 2006, through May 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescendo Capital Corporation as of May 31, 2007, and the results of its operations and its cash flows for the year ended May 31, 2006 and 2007, and for the period from inception on January 17, 2006 through May 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

August 20, 2007

{A0040536.DOC}

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEET

May 31,
2007
ASSETS
Current Assets:
Cash	$ 79

Total Current Assets	79

TOTAL ASSETS	$ 79

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 1,110
Interest Payable	200
Shareholder Loan	4,816

Total Current Liabilities	6,126

Total Liabilities	6,126

Stockholders' Equity (Deficit)
Preferred Stock- $.0001 par value; 10,000,000
shares authorized; 0 shares outstanding
Common Stock- $.0001 par value;100,000,000
shares authorized;12,900,000 shares outstanding	1,290
Stock Subscription Receivable	-
Additional Paid-In Capital	1,485
Deficit Accumulated During the Development Stage	(8,822)

Total Stockholders' Equity (Deficit)	(6,047)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 79

The accompanying notes are an integral part of these financial statements

{A0040536.DOC}

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
	For the	For the	January 17,
	Year	Year	2006
	Ended	Ended	Inception of
	May 31,	May 31,	Development
	2007	2006	Stage
Revenues:
Total Revenue	$ -	$ -	-

Expenses:
General and Administrative	7,963	859	8,822
Total Expenses	7,963	859	8,822

Net Loss	$ (7,963)	$ (859)	$ (8,822)

Basic & Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Shares
Outstanding	12,900,000	10,595,850

The accompanying notes are an integral part of these financial statements

{A0040536.DOC}

CRESCENDO CAPTIAL CORP. (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)

					Deficit
					Accumulated
					Since
					January 17,
					2006
					Inception of
	Common Stock		Paid in	Stock	Development
	Shares	Par Value	Capital	Receivable	Stage

Balance at January 17, 2006 (Inception)	-	$ -	$ -	$ -	$ -

Stock Issued for Cash on January 17, 2006 at .01 per share	150,000	15	1,485		1,500

Stock Issued as a Stock Receivable on January 20, 2006 at .0001 par value	750,000	75	-	(75)	-

Stock Issued for Cash on March 28, 2006 at .0001 par value	12,000,000	1,200	-	-	1,200

Net Loss	-	-	-	-	(859)

Balance at May 31, 2006	12,900,000	1,290	1,485	(75)	1,841

Cash for Stock Receivable on June 29. 2006	-	-	-	75	75

Net Loss	-	-	-		(7,963)

Balance at May 31, 2007	12,900,000	$ 1,290	$ 1,485	$ -	$ (6,047)

The accompanying notes are an integral part of these financial statements

{A0040536.DOC}

CRESCENDO CAPTIAL CORP. (A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			since
			January 17,
	For the	For the	2006
	Year Ended	Year Ended	Inception of
	May 31,	May 31,	Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (7,963)	$ (859)	$ (8,822)
Increase in Accounts Payable	1,110	-	1,110
Increase in Interest Payable	200	-	200
Net Cash Used in Operating Activities	(6,653)	(859)	(7,512)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	75	2,700	2,775
Proceeds from Shareholder Loans	4,130	686	4,816
Net Cash Provided by Financing Activities	4,205	3,386	7,591

Net Increase (Decrease) in Cash	(2,448)	2,527	79
Cash at Beginning of Period	2,527	-	-
Cash at End of Period	$ 79	$ 2,527	$ 79

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued as Stock Receivable	-	75	-

The accompanying notes are an integral part of these financial statements

{A0040536.DOC}

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has had no activity for the year end May 31, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of May 31, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

{A0040536.DOC}

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

Recent Accounting Standards

In November 2004, SFAS 151 “Inventory Cost” amended ARB 43 to require items such as idle facility expense, excessive spoilage, double freight, and re-handling costs to be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement is effective for fiscal years beginning after June 15, 2005.

In December 2004, SFAS “Accounting for Real Estate Time-Sharing Transactions” adopted the AICPA's SOP 04-2 "Accounting for Real Estate Time-Sharing Transactions", providing guidance on a seller's accounting for real estate time-sharing transactions. This pronouncement is effective for fiscal years beginning after June 15, 2005. SFAS 153 “Exchange of Non-Monetary Assets” confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged except for exchanges of non-monetary assets that do not have commercial substance.  Those are measured at entity specific values. This pronouncement is effective for exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 123 (revised 2004)—“Share-Based Payment” requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This pronouncement is effective for non-SB issuers on the first interim or annual period beginning after June 15, 2005, and effective for SB issuers on the first interim or annual period beginning after December 15, 2005. It is effective for non-public entities on the first annual reporting period beginning after December 15, 2005.

{A0040536.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Recent Accounting Standards (Continued)

In November 2005, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Standard amends Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2006. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2006. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

In June 2005, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2005. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

{A0040536.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Recent Accounting Standards (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

The implementations of the above pronouncements are not expected to have a material effect on the Company's financial statements.

{A0040536.DOC}

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at May 31, 2007.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

{A0040536.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of charges in tax laws and rates on the dates of enactment.

Net deferred tax liabilities consist of the following components as of May 31, 2007 and 2006.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of May 31, 2007 and 2006:
	2007	2006

Deferred tax assets:
NOL Carryover	$3,363	$335
Related Party Accruals	78

Deferred tax liabilities
Depreciation

Valuation allowance	(3,441)	(335)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income
tax determined by applying the U.S. federal income tax rate
to pretax income from continuing operations for the years
ended May 31, 2007 and 2006 due to the following:
	2007	2006

Book Income	$(3,106)	$(335)

Valuation allowance	3,106	335
	$-	$-

At May 31, 2007, the Company had net operating loss carryforwards of approximately
$8,600 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the May 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	2007	2006
Deferred tax assets
NOL Carryover	$3,363	$335
Related Party Accruals	78	-

Deferred tax Liabilities
Depreciation	-	-

Valuation allowance	(3,441)	(335)
Net deferred tax asset	$-	$-

	2007	2006

Book Income	$(3,106)	$(335)

Valuation allowance	3,106	(335)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax income from continuing operations for the years ended May 31, 2007 and 2006 due to the following:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of May 31, 2007 and 2006:
	2007	2006

Deferred tax assets:
NOL Carryover	$3,363	$335
Related Party Accruals	78

Deferred tax liabilities
Depreciation

Valuation allowance	(3,441)	(335)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income
tax determined by applying the U.S. federal income tax rate
to pretax income from continuing operations for the years
ended May 31, 2007 and 2006 due to the following:
	2007	2006

Book Income	$(3,106)	$(335)

Valuation allowance	3,106	335
	$-	$-

At May 31, 2007, the Company had net operating loss carryforwards of approximately
$8,600 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the May 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	2007	2006
Deferred tax assets
NOL Carryover	$3,363	$335
Related Party Accruals	78	-

Deferred tax Liabilities
Depreciation	-	-

Valuation allowance	(3,441)	(335)
Net deferred tax asset	$-	$-

	2007	2006

Book Income	$(3,106)	$(335)

Valuation allowance	3,106	335
	$-	$-

{A0040536.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 - INCOME TAXES (Continued)

At May 31, 2007, the Company had net operating loss carry forwards of approximately $8,600 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the May 31, 2007 financial statements since the potential benefit if offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – COMMITMENTS

As of May 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

{A0040536.DOC}

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 20, 2006 the Company issued 400,000 shares to Anthony Lombardo, President of the Company/ Director, for cash valued at $.0001 per share.

On January 20, 2006 the Company issued 200,000 shares to Margaret Sollish, Secretary of the Company/ Director, for cash at $.0001 per share.

On January 20, 2006 the Company issued 150,000 shares to Allison Clark, Treasurer of the Company, for cash valued at $.0001 per share.

As of May 31, 2007, the Company owes $4,816 in Notes Payable.  Buker, Jones & Haley has loaned the Company $686.  This loan is payable on demand and carries an interest rate of 8% per annum. Cobalt Blue, Inc. has loans with the Company in total of $4,130.  These loans are payable on demand and carry an interest rate of 10% per annum.

{A0040536.DOC}

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended May 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

{A0040536.DOC}

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended May 31, 2007:

MANAGEMENT

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Anthony E. Lombardo	45	President/Director
Margaret L. Sollish	54	Secretary-Treasurer/Director
Allison M. Clark	25	Director

BIOGRAPHY

Anthony E. Lombardo is the President and a Director of the Company, and he has held those positions since the Company's inception. From March, 1998 to December, 1992, Mr. Lombardo worked as a telemedicine program supervisor for Hughes Aircraft in Arlington, Texas. From January, 1993 to the present, Mr. Lombardo has worked as the General Manager of Palmer Granite Garage, a car dealership located in Fulton, New York.

Margaret L. Sollish is Secretary, Treasurer and a Director of the Company and she has held these positions since the Company's inception. From 1998 to 2001 Ms. Sollish worked as an accountant for POMCO, Inc., a third party healthcare insurance provider located in Syracuse, New York. From 2001 to the present, Ms. Sollish has been employed as an administrative assistant by Lybolt-Daly, Inc., a property management company located in Liverpool, New York. From 1971 to 1972 Ms. Sollish attended Syracuse University located in Syracuse, New York.

Allison M. Clark is a Director of the Company, and she has held this position since the Company's inception. From 2001 to 2005, Ms. Clark was employed as a physical therapist for Train to Attain, Inc., a post rehabilitation personal training company located in Syracuse, New York. From 2006 to the present, Ms. Clark has been employed as a teacher by the Williamsville Central School District located in Williamsville, New York. In 2002, Ms. Clark received a Bachelor of Science degree in health science from SUNY College located in Cortland, New York. In 2003, Ms. Clark received a Master of Science degree in health and human performance from Canisius College, located in Buffalo, New York. In 2006, Ms. Clark received a Master of Science in Education degree from the SUNY College located in Cortland, New York.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

None.

{A0040536.DOC}

(d)  Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended May 31, 2007 and written representations that no other reports were required, the Company is not aware of any person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock who failed to comply with the Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in all the above capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended May 31, 2007.

Name and Position	Year	Total Compensation

Anthony E. Lombardo, President/Director	2007	None
Margaret L. Sollish, Secretary-Treasurer/Director	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, and we do not pay directors' expenses in attending board meetings.

{A0040536.DOC}

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2007, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Anthony E. Lombardo 790 Fairway Circle Baldwinsville, New York 13027	400,000	3.1%
Margaret L. Sollish 8 Salina Street Baldwinsville, New York 13027	200,000	1.6%
Allison M. Clark 5573 Juno Drive Lakeview, New York 14085	150,000	1.1%
Probst Capital, LLC(2) 115 Perimeter Center Place Suite 170 Atlanta, Georgia 30346	6,000,000	46.5%
Cobalt Blue, LLC (3) 106 Glenwood Drive Liverpool, New York 13090	6,000,000	46.5%
All Officers and Directors as a Group (3 persons)	750,000	5.8%

(1)

Applicable percentage ownership is based on 12,900,000 shares outstanding as of May 31, 2007. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of May 31, 2007.

(2)

Probst Capital, LLC is a Georgia limited liability company that is beneficially owned by Richard W. Jones, a partner with the law firm of Jones, Haley & Mottern, P.C., which serves as counsel to the Company.

(3)

Cobalt Blue, LLC is a New York limited liability company located in Liverpool, New York that is beneficially owned by Mary Passalaqua, a resident of Liverpool, New York.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

None.

{A0040536.DOC}

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended May 31, 2007.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended May 31, 2007.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

H J & Associates, LLC ("HJA") located in Salt Lake City, Utah is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by HJA for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $7,369 for the fiscal year ended May 31, 2007.

Audit-Related Fees

The aggregate fees billed by HJA for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended May 31, 2007.

Tax Fees

The aggregate fees billed by HJA for professional services for tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2007 was $675.

{A0040536.DOC}

All Other Fees

The aggregate fees billed by HJA for other products and services were $0 for the fiscal year ended May 31, 2007.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENDO CAPITAL CORP.

Dated: August 29, 2007	By:	/s/ Anthony E. Lombardo
	Name:	Anthony E. Lombardo
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Anthony E. Lombardo	President/CEO/Director	August 29, 2007
Anthony E. Lombardo

/s/ Margaret L. Sollish	Secretary – Treasurer/Director	August 29, 2007
Margaret L. Sollish

{A0040536.DOC}