Form 10-Q
period 2007-11-30
Crescendo Capital Corp.
filed 2008-01-10
CIK 1365426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2007: 12,900,000 shares of common stock.

CRESCENDO CAPITAL CORP
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – November 30, 2007 (unaudited)………………… ……………………………………………….4

Statements of Operations (Unaudited) for the three months ended November 30, 2007 and for the six months ended November 30, 2007 and the cumulative period from January 17, 2006 (inception) to November 30, 2007…5

Statement of Cash Flows (Unaudited) for the six months ended November 30, 2007 and the cumulative period from January 17, 2006 (inception) to November 30, 2007 6

Notes to Unaudited Financial Statements 7-9

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

11

Item 3.  Defaults Upon Senior Securities

11

Item 4.  Submission of Matters to a Vote of Security Holders

11

Item 5.  Other Information

11

Item 6.  Exhibits

12

Signatures

12

Crescendo Capital Corp.

(A Development Stage Company)

-:-

November 30, 2007

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEET
November 30,
2007
(Unaudited)
ASSETS
Current Assets:
Cash	$ 27

Total Current Assets	27

TOTAL ASSETS	$ 27

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 4,472
Interest Payable	571
Shareholder Loan	9,516

Total Current Liabilities	14,559

Total Liabilities	14,559

Stockholders' Equity (Deficit)
Preferred Stock- $.0001 par value; 10,000,000
shares authorized; 0 shares outstanding	-
Common Stock- $.0001 par value;100,000,000
shares authorized;12,900,000 shares outstanding	1,290
Additional Paid-In Capital	1,485
Deficit Accumulated During the Development Stage	(17,307)

Total Stockholders' Equity (Deficit)	(14,532)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 27

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
	For the	For the	For the	For the	January 17,
	Three Months	Three Months	Six Months	Six Months	2006
	Ended	Ended	Ended	Ended	Inception of
	November 30,	November 30,	November 30,	November 30,	Development
	2007	2006	2007	2006	Stage
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	2,786	3,299	8,485	4,605	17,307
Total Expenses	2,786	3,299	8,485	4,605	17,307

Net Loss	$ (2,786)	$ (3,299)	$ (8,485)	$ (4,605)	$ (17,307)

Basic & Diluted Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding	12,900,000	12,900,000	12,900,000	12,900,000

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPTIAL CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Cumulative
			since
	For the	For the	Januray 17,
	Six Months	Six Months	2006
	Ended	Ended	Inception of
	November 30,	November 30,	Development
	2007	2006	Stage
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (8,485)	$ (4,605)	$ (17,307)
Increase in Accounts Payable	3,362	2,639	4,472
Increase in Interest Payable	371	30	571
Net Cash Used in Operating Activities	(4,752)	(1,936)	(12,264)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	75	2,775
Proceeds from Shareholder Loans	4,700	-	9,516
Net Cash Provided by Financing Activities	4,700	75	12,291

Net Increase (Decrease) in Cash	(52)	(1,861)	27
Cash at Beginning of Period	79	2,527	-
Cash at End of Period	$ 27	$ 666	$ 27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ 203

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued as Stock Receivable	-	75	75
The accompanying notes are an integral part of these financial statements

{A0043253.DOC}

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has had no activity for the year ended May 31, 2007 and for the six months ended November 30, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  Operating results for the six months ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

Nature of Business

The Company has no products or services as of November 30, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 – COMMITMENTS

As of November 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 16, 2007, Cobalt Blue, Inc. loaned the Company, $ 4,200.  This loan is payable on demand and carries an interest rate of 10% per annum.

On August 29, 2007, Cobalt Blue Inc.  loaned the Company, $500.  This loan is payable on demand and carries an interest rate of 10% per annum.

As of November 30, 2007, the Company owes $ 9,516 in Notes Payable.  Jones, Haley & Mottern has loaned the Company $ 686.  This loan is payable on demand and carries an interest rate of 8% per annum. Cobalt Blue, Inc. has loans with the Company in total of $ 8,830.  These loans are payable on demand and carry an interest rate of 10% per annum.

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

Results of Operation

The Company did not have any operating income from its inception on January 17, 2006 through November 30, 2007. The Company recognized a net loss of $17,307 during that period. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At November 30, 2007, the Company had total capital resources consisting of $27 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

Dated:  January 8, 2008

Crescendo Capital Corp.

By: /s/ Anthony E. Lombardo

            Anthony E. Lombardo

12