Form 10-Q
period 2008-02-29
Crescendo Capital Corp.
filed 2008-03-21
CIK 1365426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2008: 12,900,000 shares of common stock.

CRESCENDO CAPITAL CORP
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements 3

Balance Sheet – February 29, 2008 (unaudited) 5

Statements of Operations (Unaudited) for the three months ended February 29, 2008 and for the nine months ended February 29, 2008 and the cumulative period from January 17, 2006 (inception) to February 29, 2008  6

Statements of Cash Flows (Unaudited) for the nine months ended February 29, 2008 and the cumulative period from January 17, 2006 (inception) to February 29, 2008 7

Notes to Unaudited Financial Statements 8-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitive and Qualitative Disclosure About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

Item 5.  Other Information

12

Item 6.  Exhibits

13

Signatures

14

Crescendo Capital Corp.

(A Development Stage Company)

-:-

February 29, 2008

CONTENTS

Page

Balance Sheet (Unaudited)

February 29, 2008……………………………………………………………………………5

Statements of Operations (Unaudited)

For the three months ended February 29, 2008 and February 28, 2007 and

For the nine months ended February 29, 2008 and February 28, 2007 and the cumulative period from January 17, 2006 (inception) to February 29, 2008…………....6

Statements of Cash Flows (Unaudited)

For the nine months ended February 29, 2008 and February 28, 2007 and the cumulative period from January 17, 2006 (inception) to February 29, 2008...……….…7

Notes to Unaudited Financial Statements……………………………………………………8-10

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEET
February 29,
2008
(Unaudited)
ASSETS
Current Assets:
Cash	$ 90

Total Current Assets	90

TOTAL ASSETS	$ 90

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 3,559
Interest Payable	859
Shareholder Loan	12,816

Total Current Liabilities	17,234

Total Liabilities	17,234

Stockholders' Equity (Deficit)
Preferred Stock- $.0001 par value; 10,000,000
shares authorized; 0 shares outstanding	-
Common Stock- $.0001 par value;100,000,000
shares authorized;12,900,000 shares outstanding	1,290
Additional Paid-In Capital	1,485
Deficit Accumulated During the Development Stage	(19,919)

Total Stockholders' Equity (Deficit)	(17,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 90

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					Cumulative
					Since
					January 17,
					2006
					Inception of
	For the	For the	For the	For the	Development
	Three Months	Three Months	Nine Months	Nine Months	Stage
	Ended	Ended	Ended	Ended	Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Total Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	2,612	2,115	11,097	6,720	19,919
Total Expenses	2,612	2,115	11,097	6,720	19,919

Net Loss	$ (2,612)	$ (2,115)	$ (11,097)	$ (6,720)	$ (19,919)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	12,900,000	12,900,000	12,900,000	12,900,000

The accompanying notes are an integral part of these financial statements

CRESCENDO CAPTIAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			January 17,
			2006
			Inception of
	For the	For the	Development
	Nine Months	Nine Months	Stage
	Ended	Ended	Through
	February 29,	February 28,	February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (11,097)	$ (6,720)	$ (19,919)
Increase in Accounts Payable	2,449	1,629	3,559
Increase in Interest Payable	659	89	859
Net Cash Used in Operating Activities	(7,989)	(5,002)	(15,501)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	75	2,775
Proceeds from Shareholder Loans	8,000	2,500	12,816
Net Cash Provided by Financing Activities	8,000	2,575	15,591
Net Increase (Decrease) in Cash	11	(2,427)	90
Cash at Beginning of Period	79	2,527	-
Cash at End of Period	$ 90	$ 100	$ 90

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ 203	$ 203

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued as Stock Receivable	$ -	$ 75	$ 75

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has had no activity for the year ended May 31, 2007 and for the nine months ended February 29, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  Operating results for the nine months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

Nature of Business

The Company has no products or services as of February 29, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

CRESCENDO CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 – COMMITMENTS

As of February 29, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 16, 2007, Cobalt Blue, Inc. loaned the Company, $4,200.  This loan is payable on demand and carries a simple interest rate of 10% per annum.

On August 29, 2007, Cobalt Blue Inc.  loaned the Company, $500.  This loan is payable on demand and carries a simple interest rate of 10% per annum.

On December 28, 2007, Cobalt Blue Inc. loaned the Company, $3,300. This loan is payable on demand and carries a simple interest rate of 10% per annum.

As of February 29, 2008, the Company owes $12,816 in Notes Payable.  Jones, Haley & Mottern, P.C. has loaned the Company $686.  This loan is payable on demand and carries an interest rate of 8% per annum. Cobalt Blue, Inc. has loans with the Company in total of $12,130.  These loans are payable on demand and carry an interest rate of 10% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements.

Forward-looking statements are those that do not reflect historical facts. These statements can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "experts," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of forward-looking statements contained in this Form 10-Q, because such statements involve known and unknown risks, uncertainties and other factors affecting our operations, our business and our prospects. No assurances can be given regarding the achievement of future results as reflected in such forward-looking statements as actual results may differ materially due to the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given that uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

RESULTS OF OPERATION

The Company did not have any operating income from its inception on January 17, 2006 through February 29, 2008. The Company recognized a cumulative net loss of $19,919 during that period. Expenses during this period were comprised mainly of professional fees, filing fees and accounting fees associated with regulatory filings. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2008, the Company had total capital resources consisting of $90 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

Item 3.  Quantitive and Qualitative Disclosure About Market Risk.

None.

Item 4.  Controls and Procedures.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Dated:  March 21, 2008

Crescendo Capital Corp.

By:/s/ Anthony E. Lombardo

       Anthony E. Lombardo